Form 10QSB
period 2000-05-31
SEA SHELL GALLERIES INC
filed 2000-08-07
CIK 1092642

            SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

        QUARTERLY REPORT UNDER SECTION 13 OR (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934




                        FORM 10-QSB




          FOR THE QUARTER ENDED MAY 31, 2000
              COMMISSION FILE NUMBER 333-88139


          Sea Shell Galleries, Inc.
(Exact name of Registrant as specified in its charter)




Nevada                                 91-1985634
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)




             2635 Meta Dr., San Jose, Ca 95130
                         Registrant's Address

                   (408) 379-1351
     Registrant's Telephone Number, including area code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.


                              YES    X           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 16,215,000 shares.

                  Sea Shell Galleries, Inc.
                (A Development Stage Company)
                        Balance Sheet
                        May 31, 2000
                         (Unaudited)

                           ASSETS
Current assets:                                                  2000
                                                                ------
  Cash                                                        $   2,591
  Inventory                                                         -
                                                               --------
      Total current assets                                        2,591

                                                               --------
                                                              $   2,591

                    STOCKHOLDERS' EQUITY
Current liabilities:
      Total current liabilities                               $     -



Stockholders' equity:

 Preferred stock, $.001 par value,
  1,000,000 shares authorized, no shares
  issued and outstanding                                            -

 Common stock, $.001 par value,
  49,000,000 shares authorized, 16,215,000
  shares issued and outstanding                                  16,215
 Additional paid in capital                                     134,335
 (Deficit) accumulated during
  development stage                                            (147,959)
                                                              ---------
                                                                  2,591
                                                              ---------
                                                              $   2,591



      See accompanying notes to financial statements.

            Sea Shell Galleries, Inc.
          (A Development Stage Company)
             Statement of Operations
  For the Three Months and Nine Months Ended May 31, 2000 and the Period From Inception (March 22, 1999) to May 31, 2000
                   (Unaudited)

                                           Three Months       Nine Months       Period From
                                              Ended             Ended          Inception To
                                              May 31,           May 31,           May 31,
                                               2000             2000              2000
                                               ----            ------            ------
Sales                                       $     -          $       500        $      500
Cost of sales                                     -                  150               150
                                            ----------       -----------        ----------
Gross profit                                      -                  350               350

Operating expenses:
  Compensation of officers and directors          -                 -               14,900
  Management fees                                3,000             9,000           111,500
  Professional fees                               -                1,250            17,950
  Stockholder expenses                            -                3,871             3,871
  Other expenses                                  -                   37                88
                                              --------        -----------        ----------
                                                 3,000            14,158           148,309

(Loss) from operations and net (loss)        $  (3,000)         $(13,808)       $ (147,959)


Per share information:
 Basic and diluted (loss) per common share   $   (0.00)         $  (0.00)       $    (0.01)

 Weighted average shares outstanding         16,215,000        16,215,000        15,962,619




 See accompanying notes to financial statements.

                       Sea Shell Galleries, Inc.
                     (A Development Stage Company)
                        Statement of Cash Flows
           For the Nine Months Ended May 31, 2000 and the Period From Inception (March 22, 1999) to May 31, 2000
                              (Unaudited)

                                                         Nine Months         Period From
                                                           Ended            Inception To
                                                           May 31,             May 31,
                                                            2000                2000
                                                           ------              ------
Net income (loss)                                       $    (13,808)      $    (147,959)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Management fees contributed by officers                     9,000               9,000
   Services provided for common stock                           -                102,400
Changes in assets and liabilities:
    (Increase) decrease in:
      Inventory                                                  150                 150
                                                         -----------        ------------
Total adjustments                                              9,150             111,550
                                                         -----------        ------------
  Net cash provided by (used in)
   operating activities                                       (4,658)            (36,409)


Cash flows from financing activities:
   Common stock sold for cash, net of offering costs            -                 39,000
                                                         -----------        ------------
  Net cash provided by (used in)
   financing activities                                         -                 39,000

                                                         -----------        ------------
Increase (decrease) in cash                                   (4,658)              2,591
Cash and cash equivalents,
 beginning of period                                           7,249                -
                                                         -----------        ------------
Cash and cash equivalents,
 end of period                                         $       2,591       $       2,591





           See accompanying notes to financial statements.

Sea Shell Galleries, Inc.
Notes to Financial Statements

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended August 31, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.


During the nine months ended May 31, 2000, the certain of the Company's officers provided office and administrative services including the provision of office facilities without charge to the Company. The fair value of the services provided amounted to $1,000 per month. Since the officers do not expect to be reimbursed by the Company and the Company is not obligated to make such reimbursement for the provided services, an amount of $9,000 has been charged to expense with a corresponding credit to additional paid in capital in the accompanying financial statements for the nine months ended May 31, 2000.

The Company was formed on March 22, 1999 and had no activity during the period ended May 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
May 31, 2000


Trends and Uncertainties. Demand for Sea Shell's products will be dependent on, among other things, market acceptance of Sea Shell's concept, its proposed operations and general economic conditions which are cyclical in nature. Inasmuch as a major portion of Sea Shell's activities is the receipt of revenues from its consignment sales, Sea Shell's business operations may be adversely affected by Sea Shell's competitors and prolonged recessionary periods.

Capital Resources and Liquidity.   Sea Shell requires substantial
capital in order to commence its current and strategic business plans. Initial working capital has been obtained by private sale of common
stock ($39,000).   As of May 31, 2000, Sea Shell had cash remaining of
$2,591.   We have financed a major part of our operating expenses by
issuing common shares for services.   Due to lack of current operating
expenses, available cash can satisfy current expenses for only three
to nine months while we continue to pursue sufficient financing.   We
require an additional $200,000 in order to commence operations.   We
will seek additional debt and equity financing to commence limited operations until the warrants are exercised, if ever. Revenues, if any, received from consignment sales will be utilized to continue
limited operations.   Sea Shell hopes to generate sufficient capital
to begin operations by August 2000 and expects to generate sufficient revenue to finance limited operations by January 2001

If we fail to raise the additional financing necessary, we shall discontinue our business plan and consider alternative strategies. We do not currently have any specific alternative strategies and if none are developed, we may not be able to continue operations and you may lose the entire investment.

On a long term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital and
debt financing.   Sea Shell believes that additional capital and debt
financing in the short term will allow Sea Shell to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. However, there can be no assurance that Sea Shell will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.   Since inception, Sea Shell has not received
any material revenues from operations. Sea Shell had operating expenses of $148,309 for the period from inception to May 31, 2000. These expenses consisted of compensation of officers and directors of $14,900, management fees of $111,500, professional fees for legal and accounting services of $17,950, stockholder expenses of $3,871 and other expenses of $88.

For the nine months ended May 31, 2000, Sea Shell had operating expenses of $3,000, which consisted of management fees of $3,000.
The management fees were paid in cash ($15,000) and the balance consisting of 437,500 units at $.20 per unit to unaffiliated consultants who assisted us with corporate structuring and developing our strategy.

                      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


SEA SHELL GALLERIES, INC.



By:  /s/John Wong
     ------------------------
John Wong, President

Date:  August 7, 2000