Form 10KSB40
period 2000-08-31
SEA SHELL GALLERIES INC
filed 2000-12-21
CIK 1092642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended:  August 31, 2000

         Commission File No. 000-32117

                            SEA SHELL GALLERIES, INC.
   -------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

             NEVADA                                91-1985634
       -----------------                     ------------------------
    (State of Incorporation)            (IRS Employer Identification No.)

2635 Meta Drive
San Jose, CA                                              95130
-----------------------------------------              -----------
(Address of principal executive offices)                (zip code)

Issuer's Telephone No.    (408) 379-1351
                       -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                  None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for twelve months ended August 31, 2000: $500.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at November 30, 2000 was $81,250.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,215,000 shares of common stock, as of November 30, 2000.

                                    DOCUMENTS
                            INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format:  No

         Item 1. DESCRIPTION OF BUSINESS.

         Sea Shell, a development stage company, is seeking to enter the business of selling fine art on consignment from artists and owners through a virtual gallery on the Internet's World Wide Web. We are a Nevada corporation which was incorporated in March 1999. Our executive office is located at 2635 Meta Drive, San Jose, CA 95130 and our telephone number is (408) 379-1351.

         Our gallery is located at www.seashellgalleries.com.

         Sea Shell does not currently hold any works of art and do not anticipate any acquisitions until the location of our first gallery has been determined. We sold four original oil paintings during the year ended August 31, 2000. These paintings were contributed to Sea Shell by its President as a contribution to capital.

         COMPETITION. Sea Shell shall enter the field of selling fine art on consignment from artists and owners via the Internet. Competition from other Internet-based art dealers and galleries is prevalent and expected to increase in the future. We also compete with individual artists' World Wide Web sites such as Ebay.com. Seashell shall compete by focusing on traditional artists, primarily impressionists, in the price range of between $1,500 and $50,000 with an emphasis on the $5,000 to $25,000 range. Numerous other galleries also deal in this price range and type of paintings either exclusively or non-exclusively and our inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

         EMPLOYEES. Sea Shell currently has no part time or full time employees. We have a management tem in place and administrative and financial functions have been performed by outside consultants. Management has been compensated with common shares and the consultants have been compensated with a combination of cash and common shares.

         ADVERTISING/MARKETING PLAN. We anticipate that we will advertise in Art News and Art in America magazines. Rates for Art News are $565 per month for on 2 1/8" by 3" color ad. Rates for Art in America are $1,285 for one quarter page based on a 6 times per year rate. With an advertising budget of $1,500 per month, we will allocate $1,207 per month to the placement of one ad per month in Art News and one ad every other month in Art in America. The balance of the $1,500 budget will be invested in targeted direct mailings. Ads in both magazines will be directed towards both collectors as well as artists and owners who may be interested in consigning art to our gallery.

         PRICING. Sea Shell will sell works of art on consignment from artists and owners. Sea Shell will determine the retail price of each work on an individual basis. Sea Shell will target art which has a retail price ranging from $1,500 to $50,000. Sea Shell will retain 15% to 50% of the retail price of any consigned works sold. This represents the industry standard for consigned art work by galleries.

         TARGET MARKET. Sea Shell's target market for its works of art will be art collectors. We expect that our virtual gallery will attract persons who are new collectors and will seek to help them establish collections.

         BUDGET AND CASH FLOW. We require an additional $200,000 in order to commence operations. We will seek additional debt and equity financing to commence limited operations. In the event we are not successful in raising such capital we will not be able to open our first gallery. Revenues, if any, received from consignment sales will be utilized to continue limited operations. Initial monthly expenses for the virtual gallery are projected to be approximately $25 per month. In addition, we anticipate paying $3,500 in payroll, $1,500 in advertising and $300 in miscellaneous expenses.

         In order to break even each month, we will have to sell at least $20,000 worth of paintings. We hope to generate sufficient capital to begin operations by June 2001 and expect to generate sufficient revenue to financial limited operations by January 2002.

         Item 2. DESCRIPTION OF PROPERTY.

         Sea Shell's executive offices are located at 2635 Meta Dr., San Jose, CA 95130. These offices consist of 500 square feet, which are provided free of charge by John Wong, an officer of Sea Shell. Mr. Wong is under no obligation to continue providing office space free of charge.

         Item 3. LEGAL PROCEEDINGS.

                 None.

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                 None.

                                     PART II

         Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock began trading on the over-the-counter market under the symbol SSGL on May 30, 2000. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                  High Bid       Low Bid
                                                  --------       -------

May 30, 2000 through June 30, 2000                  $ .02         $ .01

July 1, 2000 through September 30, 2000               .0625         .02

October 1, 2000 through December __, 2000             .21875        .0625

         We have not paid any dividends on our common stock and do not anticipate any such payments in the near future. There are no restrictions on the payment of dividends. As of December 13, 2000 there were approximately 55 holders of record of our common stock.

         Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

         PLAN OF OPERATIONS.

         Sea Shell, a development stage company, is seeking to enter the business of selling fine art on consignment from artists and owners through the Internet.

         We anticipate that we will advertise in Art News and Art in America magazines. Rates for Art News are $565 per month for on 2 1/8" by 3" color ad. Rates for Art in America are $1,285 for one quarter page based on a 6 times per year rate. With an advertising budget of $1,500 per month, we will allocate $1,207 per month to the placement of one ad per month in Art News and one ad every other month in Art in America. The balance of the $1,500 budget will be invested in targeted direct mailings. Ads in both magazines will be directed towards both collectors as well as artists and owners who may be interested in consigning art to our gallery.

         Sea Shell will sell works of art on consignment from artists and owners. Sea Shell will determine the retail price of each work on an individual basis. Sea Shell will target art which has a retail price ranging from $1,500 to $50,000. Sea Shell will retain 15% to 50% of the retail price of any consigned works sold. The 15% to 50% represents the industry standard for consigned art work by galleries.

         We require an additional $200,000 in order to commence operations. We will seek additional debt and equity financing to commence limited operations. In the event we are not successful in raising such capital we will not be able to open our first gallery. Revenues, if any, received from consignment sales will be utilized to continue limited operations. Initial monthly expenses are projected to be approximately $10,000 per month.

         In order to break even each month, we will have to sell at least $20,000 worth of paintings. We hope to generate sufficient capital to begin operations by June 2001 and expect to generate sufficient revenue to financial limited operations by January 2002.

         Item 7. FINANCIAL STATEMENTS.

         The following are filed herewith:

         Independent Auditor's Report

         Financial Statements:

                  Balance Sheet, August  31, 2000

                  Statements of Income, years ended August 31, 2000 and 1999 and from inception (March 22, 1999 to August 31, 2000)

                  Statements of Changes in Stockholders' Equity years ended August 31, 2000 and 1999 and from inception (March 22, 1999 to August 31, 2000)

                  Statements of Cash Flows, years ended August 31, 2000 and 1999 and from inception (March 22, 1999 to August 31, 2000)

                  Notes to Financial Statements

         Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                  None.

                                    PART III

         Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

              Name              Age       Position and Term of Service
              ----              ---       ----------------------------

         Samantha Moody         31        Director from March 1999 to Present

         Phillip M. Fox         56        Director from March 1999 to Present

         Mitsuo Tatsugawa       65        Director from March 1999 to Present

         John Wong              67        President, Treasurer and Director from
                                          March 1999 to Present

         John Wong. From 1993 until Mr. Wong took the position of president and treasurer of Sea Shell, Mr. Wong was retired. Until 1993, Mr. Wong was the Operations manager for Deskin Research Group, a satellite communications company. Mr. Wong received a BS degree in Industrial Technology from San Jose State University in 1961.

         Phillip M. Fox. From 1994 to present Mr. Fox has been a strategic marketing/finance consultant in Beverly Hills, CA. From 1992 to 1994 Mr. Fox was the developer and owner of Gallerie Illuminati, an art gallery, located in Santa Monica, California. Mr. Fox received his Juris Doctor degree from the University of Denver Law School in 1970, and worked for 22 years as a stock broker for Shearson-Lehman Bros.

         Samantha Moody. From November of 2000 to present Mrs. Moody has been a partner with her husband, Colin Moody, in Moody's Financial Relations, providing financial relations consulting. From 2000 to present she has served on the Board of Directors for Auric Enterprises, Inc. From October 1997 to November 2000 she was unemployed due to childbirth. From 1995 to October 1997 Mrs. Moody was the owner of Sacred Valley Organic Produce, a wholesale distributor of organic produce. From 1991 to 1995, Mrs. Moody was the owner of Silkworks, a manufacturer and distributor of silk outerwear. She graduated from Pacific Grove High School in 1985.

         Mitsuo Tatsugawa. From 1995 to present Mr. Tatsugawa has been the owner of Mitsuo Tatsugawa Sales and Services, a floral business located in Salinas, California. From 1993 till 1996, Mr. Tatsugawa served on the Board of Directors for Pratt, Wylce and Lord, Inc. Mr. Tatsugawa received his MBA from the University of Nevada in 1972. Mr. Tatsugawa is 65 years old.

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Such persons were not subject to such filing requirements for the fiscal year ended August 31, 2000.

         Item 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE


Name and                 Fiscal                        Other Annual
Principal Position       Year       Salary    Bonus    Compensation
------------------       ----       ------    -----    ------------

John Wong, President     2000        -0-       -0-          -0-
                         1999        -0-       -0-          -0-

         There are no long term compensation or other compensation plans.

         DIRECTOR COMPENSATION

         Each board member was compensated with 3,000,000 common shares on April 5, 1998. No other remuneration has been paid since inception.

         Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth, as of November 30, 2000, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and officers as a group.

                                                           Percent of
                                 Number of                 Outstanding
Name                             Shares                    Common Stock
----                             ----------                ------------

John Wong(2)                     3,040,000                 15.1%
2635 Meta Dr.
San Jose, Ca 95130

Phillip M. Fox(3)                3,040,000                 15.1%

                                                           Percent of
                                 Number of                 Outstanding
Name                             Shares                    Common Stock
----                             ----------                ------------

200 N Swall Dr.
Suite 358
Beverly Hills, CA 90211

Samantha Moody(3)                3,000,000                    14.9%
2 Ocean Breeze
Hilton Head, SC 29928

Mitsuo Tatsugawa(3)              3,040,000                    15.1%
220 A San Benancio Rd.
Salinas, CA  93908

Christopher Miles                2,900,000                    14.4%
2 Ocean Breeze
Hilton Head, SC 29928

All Officers and Directors      12,120,000                    60.2%
As a Group (4 persons)


         Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  None.

                                     PART IV

         Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Certain exhibits listed below are incorporated by reference to previously filed registration statements and reports as indicated in the "Incorporated by Reference Note" column and notes below.

                Incorporated by
Exhibit No.     Reference Note      Description
-----------     --------------      -----------

(3)                  A              Articles of Incorporation
(3.1)                B                   Bylaws
(4)                  C                   Specimen certificate for common stock

Incorporated by Reference Notes:

(A) Incorporated by reference to Exhibit 3 to our Registration Statement on Form SB-2 (File No. 333-88139)

(B) Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-88139)

(C) Incorporated by reference to Exhibit 4 to our Registration Statement on Form SB-2 (File No. 333-88139)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2000.

                                                       SEA SHELL GALLERIES, INC.


                                                       /s/ John Wong
                                                       -----------------------
                                                       John Wong, President

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Chief Executive Officer, Chief      /s/ John Wong           December 21, 2000
         Financial Officer and Director      ---------------------
         (Principal Executive, Financial     John Wong
         and Accounting Officer)


         Director                            /s/ Samantha Moody      December 21, 2000
                                             ---------------------
                                             Samantha Moody


         Director                            /s/ Phillip M. Fox      December 21, 2000
                                             ---------------------
                                             Phillip M. Fox


         Director                            /s/ Mitsuo Tatsugawa    December 21, 2000
                                             ---------------------
                                             Mitsuo Tatsugawa

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Sea Shell Galleries, Inc.


We have audited the balance sheet of Sea Shell Galleries, Inc. (a development stage company) as of August 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended August 31, 2000 and 1999 and for the period from inception (March 22, 1999) to August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Sea Shell Galleries, Inc. as of August 31, 2000, and the results of its operations and cash flows for the years ended August 31, 2000 and 1999 and for the period from inception (March 22, 1999) to August 31, 2000, in conformity with generally accepted accounting principles.

                      James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Dillon, Colorado
November 27, 2000

                            Sea Shell Galleries, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 August 31, 2000

                                    ASSETS

Current Assets:                                                          2000
                                                                      ---------

  Cash                                                                $     931
  Inventory                                                                  --
                                                                      ---------
      Total Current Assets                                                  931

                                                                      $     931
                                                                      =========
                              STOCKHOLDERS' EQUITY

Current liabilities:
      Total Current Liabilities                                       $      --

Stockholders' equity:

 Preferred stock, $.001 par value,
  1,000,000 shares authorized, no shares
  issued and outstanding                                                     --

 Common stock, $.001 par value,
  49,000,000 shares authorized, 16,215,000
  shares issued and outstanding                                          16,215
 Additional paid in capital                                             137,335
 (Deficit) accumulated during
  development stage                                                    (152,619)
                                                                      ---------
                                                                            931
                                                                      ---------
                                                                      $     931
                                                                      =========

                 See accompanying notes to financial statements.

                            Sea Shell Galleries, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                  for the Years Ended August 31, 2000 and 1999
        and the Period From Inception (March 22, 1999) to August 31, 2000
                                   (Unaudited)

                                                   Year              Year          Period From
                                                   Ended            Ended          Inception to
                                                August 31,        August 31,        August 31,
                                                   2000              1999              2000
                                               ------------      ------------      ------------
Sales                                          $        500      $         --      $        500
Cost of sales                                           150                --               150
                                               ------------      ------------      ------------
Gross profit                                            350                --               350

Operating expenses:
  Compensation of officers and directors                 --            14,900            14,900
  Management fees                                    12,000           102,500           114,500
  Professional fees                                   2,250            16,700            18,950
  Stockholder expenses                                4,070                --             4,070
  Other expenses                                        498                51               549
                                               ------------      ------------      ------------
                                                     18,818           134,151           152,969
                                               ------------      ------------      ------------
(Loss) from operations and net (loss)          $    (18,468)     $   (134,151)     $   (152,619)
                                               ============      ============      ============

Per share information:
 Basic and diluted (loss) per common share     $      (0.00)     $      (0.01)     $      (0.01)
                                               ============      ============      ============

 Weighted average shares outstanding             16,215,000        15,773,333        15,994,167
                                               ============      ============      ============

                 See Accompanying Notes to Financial Statements.

                            Sea Shell Galleries, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                  For the Years Ended August 31, 2000 and 1999
        For the Period From Inception (March 22, 1999) to August 31, 2000

                                                                                                    Deficit
                                                    Common Stock                Additional        Accumulated
                                              --------------------------          Paid-in       During Develop-
            Activity                           Shares          Amount             Capital         ment Stage         Total
            --------                           ------        ----------         ----------      ---------------   ----------
Shares issued to officers and directors
  at inception at par value                  14,900,000      $    14,900      $        --      $        --      $    14,900

Shares issued for services
   July 1999 @ $.10                             875,000              875           86,625               --           87,500

Shares issued for cash
  July 1999 @ $.10                              400,000              400           39,600               --           40,000
  August 1999 @ $.10                             40,000               40            3,960            4,000

Less expenses of offering                                                          (5,000)                           (5,000)

Contribution of property by officer                                                   150                               150

Net (loss) for the period
 ended August 31, 1999                               --               --               --         (134,151)        (134,151)
                                            -----------      -----------      -----------      -----------      -----------

Balance, August 31, 1999                     16,215,000           16,215          125,335         (134,151)           7,399

Contribution of services by officer                                                12,000                            12,000

Net (Loss) for the year
 ended August 31, 2000                               --               --               --          (18,468)         (18,468)
                                            -----------      -----------      -----------      -----------      -----------

Balance, August 31, 2000                     16,215,000      $    16,215      $   137,335      $  (152,619)     $       931
                                            ===========      ===========      ===========      ===========      ===========

                 See Accompanying Notes to Financial Statements.

                            Sea Shell Galleries, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                  For the Years Ended August 31, 2000 and 1999
        And the Period From Inception (March 22, 1999) to August 31, 2000

                                                           Year            Year       Period From
                                                           Ended           Ended      Inception to
                                                         August 31,     August 31,     August 31,
                                                            2000           1999           2000
                                                         ---------      ---------      ---------
Net income (loss)                                        $ (18,468)     $(134,151)     $(152,619)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Property contributed by officer                              --            150            150
   Management fees contributed by officers                  12,000             --         12,000
   Services provided for common stock                           --        102,400        102,400
Changes in assets and liabilities:
    (Increase) decrease In:
      Inventory                                                150           (150)            --
                                                         ---------      ---------      ---------
Total adjustments                                           12,150        102,400        114,550
                                                         ---------      ---------      ---------
  Net cash provided by (used in)
   operating activities                                     (6,318)       (31,751)       (38,069)

Cash flows from financing activities:
   Common stock sold for cash, net of offering costs            --         39,000         39,000
                                                         ---------      ---------      ---------
  Net cash provided by (used in)
   financing activities                                         --         39,000         39,000
                                                         ---------      ---------      ---------

Increase (decrease) in cash                                 (6,318)         7,249            931
Cash and cash equivalents,
 beginning of period                                         7,249             --             --
                                                         ---------      ---------      ---------
Cash and cash equivalents,
 end of period                                           $     931      $   7,249      $     931
                                                         =========      =========      =========

                 See Accompanying Notes to Financial Statements.

                            Sea Shell Galleries, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                  For the Years Ended August 31, 2000 and 1999
        And the Period From Inception (March 22, 1999) to August 31, 2000

                                          Year        Year      Period From
                                          Ended       Ended     Inception to
                                        August 31,  August 31,   August 31,
                                           2000        1999         2000
                                        ----------  ----------  ------------

Supplemental cash flow information:
   Cash paid for interest                $  --        $  --        $ --
   Cash paid for income taxes            $  --        $  --        $ --

Non-cash investing and
   financing activities:

   Property contributed by officer       $  --        $ 150        $150


                 See Accompanying Notes to Financial Statements.

Sea Shell Galleries, Inc.
Notes to Financial Statements
August 31, 2000


Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The Company was incorporated in Nevada on March 22, 1999. The Company's activities to date have been limited to organization and capital formation. The Company plans to engage in the retail sale of fine art. The Company has chosen August 31st as the end of its fiscal year.

         Inventory:

Inventory is valued at the lower of cost or market on the specific identification basis and consists primarily of original artwork held for retail sale.

         Loss per share:

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

         Cash:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

         Estimates:

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

         Fair value of financial instruments

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

         Stock-based Compensation

The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Stock based compensation paid by the Company during the period ended August 31, 1999 is disclosed in Note 3.

         New Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date that would require evaluation in accordance with the SOP.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in its one planned business activity.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date that would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 - Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998 and requires that the cost of start-up activities, including organization costs be expensed as incurred. The Company adopted the statement upon its inception.

Note 2. Inventory

Inventory August 31, 1999 consisted of the four original oil paintings by various artists whose works to date have not been sold in the art market. The paintings were contributed to the Company during May 1999 by the Company's president. The paintings were valued at the President's estimated basis in them. The Company has accounted for the acquisition of the paintings as a contribution of capital. The inventory was sold during the year ended August 31, 2000.

Note 3.  Stockholders' Equity

At inception, the Company issued 14,900,000 shares of its restricted common stock to five individuals who became its directors and/or officers in exchange for their services in forming the Company. The shares were valued at $.001 per share ($14,900) which the Company believes represents the fair value of the services performed by the officers.

During July 1999, the Company issued an aggregate of 875,000 shares of its common stock for financial advisory services, and accounting and management services including office costs provided to the Company by two independent consultants. The fair value of the shares issued for the services amounted to $.10 per share and such value is consistent with the cash amount paid by the Company's initial investors as discussed below. The shares were issued in units as described below and include all applicable warrants.

During July and August 1999, the Company issued an aggregate of 440,000 shares of its common stock to a limited group of investors for cash aggregating $44,000 in private sale transactions. The shares were sold at a price of $.10 per share in a unit offering. The units consist of two shares Common Stock, one class A warrant exercisable at $.50 for a period of three years from the close of the offering, one class B warrant exercisable at $.75 for a period of three years from the close of the offering, and four class C warrants exercisable at $4.00 for a period of five years from the close of the offering. All warrants are callable for $.01 with 30 days notice.

Outstanding warrants as of August 31, 1999 are as follows:

Description       Number     Exercise Price          Term
-----------       ------     --------------          ----

Class A          652,500        $ .50                3 years

Class B          652,500        $ .75                3 years

Class C        2,610,000        $4.00                5 years



Note 4. Commitments and contingencies

The Company neither owns nor leases any real or personal property other than as described in Note 2. An outside consultant provided office services and the costs thereof are included in administrative expenses for the year ended August 31, 1999. Management and office services were provided to the Company by one of its shareholders during the year ended August 31, 2000. These services were valued at $1,000 per month and have been shown as a contribution of capital by the shareholder as the Company is not obligated nor does it intend to make repayment for the services.

The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

Note 5. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the periods presented.

The Company has not provided for income taxes during the years ended August 31, 2000 and 1999 as a result of an operating losses. The Company has a net operating loss carryforward at August 31, 2000 of approximately $152,000 which expires $134,000 in 2014 and $18,000 in 2015. The Company has fully reserved the deferred tax asset (approximately $41,000) that would arise from the loss carryforward since the Company cannot predict a level of operations that would assure the utilization of the loss in future periods. The reserve increased by $6,000 during the year ended August 31, 2000.

Note 6. Statement of Operations Information

The Company paid an aggregate of $102,500 during the year ended August 31, 1999 in management fees of which $87,500 was paid by the issuance of 875,000 shares of common stock with the balance of $15,000 paid in cash. Significant services provided to the Company with respect to the management fees were as follows:

         Consulting services - corporate formation,
          business structure, and strategy for
          entry into the public market                    $ 80,000

         Assistance with selection of and co-ordination
          with accountants and attorneys                    12,000


         Managerial and bookkeeping functions               10,500
                                                          --------
                                                          $102,500
                                                          ========