Form 10QSB
period 2000-11-30
SEA SHELL GALLERIES INC
filed 2001-01-24
CIK 1092642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.20549

                                   FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:             November 30, 2000

Commission File No.  000-32117


                            SEA SHELL GALLERIES, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

            NEVADA                                  92-1985634
-----------------------------------       ----------------------------------
   (State or other jurisdiction           (IRS Employer Identification No.)
 of incorporation or organization)


                       2635 META DRIVE, SAN JOSE, CA 95130
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (843) 686-5590
                  ---------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,215,000 shares as of November 30, 2000.

Transitional Small Business Format:   NO
                                     ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Registrant's Financial Statements are filed herewith following the signature page.

                  The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES.

                  Three Months Ended November 30, 2000 Compared to 1999

                  o        RESULTS OF OPERATIONS:

                           b.    REVENUES

                                    The Company's revenues for the three months ended November 30, 2000 were $-0- as compared to $-0- for the three months ended November 30, 1999.

                           c.    EXPENSES

                                 (1)   Expenses for the three months ended
                                       November 30, 2000 were $4,465.00 compared to $7,122 for the three months ended November 30, 1999. The decrease was due to a reduction of stockholder expense partially offset by an increase in professional fees.

                  o        LIQUIDITY AND CAPITAL RESOURCES:

                           The Company has taken steps to minimize capital expenditures in view of its working capital deficit. It has opened its art gallery on the Internet World Wide Web rather than opening a physical gallery.

                           The Company believes that it has adequate financial resources to fund its reduced operations for the current fiscal year.

                           PART II - OTHER INFORMATION

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      EXHIBITS

               Exhibit 27.       Financial Data Schedule

               (b)      REPORTS ON FORM 8-K

               None.




                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SEA SHELL GALLERIES, INC.


                                       By: /s/ JOHN WONG
                                          --------------------------------
                                          John Wong

                                          President (Principal Executive,
                                          Financial and Accounting Officer)


January 23, 2001

                            SEA SHELL GALLERIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                November 30, 2000
                                   (Unaudited)

                                    ASSETS

                                                               2000
                                                             ---------
Current assets:
  Cash                                                       $     931
                                                             ---------
      Total current assets                                         931


                                                             $     931
                                                             =========

                             STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $   1,465
                                                             ---------
      Total current liabilities                                  1,465



Stockholders' equity:
 Preferred stock, $.001 par value,
  1,000,000 shares authorized, no shares
  issued and outstanding                                            --

 Common stock, $.001 par value,
  49,000,000 shares authorized, 16,215,000
  shares issued and outstanding                                 16,215
 Additional paid in capital                                    140,335
 (Deficit) accumulated during
  development stage                                           (157,084)
                                                             ---------
                                                                  (534)
                                                             ---------
                                                             $     931
                                                             =========

                 See accompanying notes to financial statements.

                            SEA SHELL GALLERIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                  For the Three Months Ended November 30, 2000
                and 1999 and the Period From Inception (March 22,
                           1999) to November 30, 2000
                                   (Unaudited)


                                                 Three Months      Three Months      Period From
                                                     Ended            Ended         Inception To
                                                 November 30,      November 30,     November 30,
                                                    2000               1999               2000
                                                ------------       ------------       ------------
Sales                                           $         --       $         --       $        500
Cost of sales                                             --                 --                150
                                                ------------       ------------       ------------
Gross profit                                              --                 --                350

Operating expenses:
  Compensation of officers and directors        $         --       $         --             14,900
  Management fees                                      3,000              3,000            117,500
  Professional fees                                    1,465                500             20,415
  Stockholder expenses                                    --              3,601              4,070
  Other expenses                                          --                 21                549
                                                ------------       ------------       ------------
                                                       4,465              7,122            157,434
                                                ------------       ------------       ------------
(Loss from operations) and net (loss)           $     (4,465)      $     (7,122)      $   (157,084)
                                                ============       ============       ============
Per share information:
 Basic and diluted (loss) per common share      $      (0.00)      $      (0.00)      $      (0.01)
                                                ============       ============       ============
 Weighted average shares outstanding              16,215,000         16,215,000         16,018,704
                                                ============       ============       ============

                 See accompanying notes to financial statements.

                            SEA SHELL GALLERIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
            For the Three Months Ended November 30, 2000 and 1999 and
         the Period From Inception (March 22, 1999) to November 30, 2000
                                   (Unaudited)

                                                          Three Months    Three Months    Period From
                                                              Ended          Ended        Inception To
                                                          November 30,    November 30,    November 30,
                                                             2000            1999            2000
                                                          ---------       ---------       ------------
Net income (loss)                                         $  (4,465)      $  (7,122)      $(157,084)
  Adjustments to reconcile net income to net
   cash provided by operating activities:

   Property contributed by officer                               --              --             150
   Management fees contributed by officers                    3,000           3,000          15,000
   Services provided for common stock                            --              --         102,400
Changes in assets and liabilities:
   Increase in accounts payable                               1,465              --           1,465
                                                          ---------       ---------       ---------
  Total adjustments                                           4,465           3,000         119,015
                                                          ---------       ---------       ---------
  Net cash provided by (used in)
   operating activities                                          --          (4,122)        (38,069)


Cash flows from financing activities:
   Common stock sold for cash, net of offering costs             --              --          39,000
                                                          ---------       ---------       ---------
  Net cash provided by (used in)
   financing activities                                          --              --          39,000
                                                          ---------       ---------       ---------
Increase (decrease) in cash                                      --          (4,122)            931
Cash and cash equivalents,
 beginning of period                                            931           7,249              --
                                                          ---------       ---------       ---------
Cash and cash equivalents,
 end of period                                            $     931       $   3,127       $     931
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended August 31, 2000.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended November 30, 2000, the certain of the Company's officers provided office and administrative services including the provision of office facilities without charge to the Company. The fair value of the services provided amounted to $1,000 per month. Since the officers do not expect to be reimbursed by the Company and the Company is not obligated to make such reimbursement for the provided services, an amount of $3,000 has been charged to expense with a corresponding credit to additional paid in capital in the accompanying financial statements for the three months ended November 30, 2000.