Form 10QSB
period 2001-02-28
SEA SHELL GALLERIES INC
filed 2001-04-16
CIK 1092642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended:     February 28, 2001

Commission File No.  000-32117


                           SEA SHELL GALLERIES, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

            Nevada                                                    92-1985634
----------------------------------                        ---------------------------------
   (State or other jurisdiction                           (IRS Employer Identification No.)
 of incorporation or organization)


                      225 Oser Drive, Happaugue, NY 11788
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (631) 851-7000
                          ---------------------------
                          (Issuer's telephone number)

                      2635 Meta Drive, San Jose, CA 95130
                      -----------------------------------
                                (Former Address)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [ ]  No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,630,550 shares as of April 13, 2001.

Transitional Small Business Format:   [No]

                         PART I B FINANCIAL INFORMATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES.

         Three and Six Months Ended February 28, 2001 Compared to 2000

         $        RESULTS OF OPERATIONS:

                  1.       REVENUES

                           The Company's revenues for the three and six months ended February 28, 2001 were $-0- as compared to $-0- for the three months ended February 28, 2000 and $500 for the six months ended February 28, 2000.

                  b.       EXPENSES

                           (1) Expenses for the three and six months ended February 28, 2001 were $4,381.00 compared to $4,036 for the three months ended February 28, 2000. Expenses for the six months ended February 28, 2001.

                  $        LIQUIDITY AND CAPITAL RESOURCES:

                           The Company has decided to concentrate its operations on its Cyfit Wellness Solutions, Inc. subsidiary, acquired March 1, 2001 (see Item 5 below).

                           The Company believes that it has adequate financial resources to fund its operations for the current fiscal year.

                          PART II - OTHER INFORMATION

ITEM 5.  Other Information

         On March 1, 2001 the Company acquired approximately 85% of the outstanding shares of Cyfit Wellness Solutions, Inc. and is seeking the balance of such shares. As a result of this transaction new management affiliated with Cyfit was installed and the Company moved its headquarters to Happaugue, NY. The foregoing transaction was reported on Form 8-K filed on March 16, 2001. Please refer to such Form 8-K for more complete information concerning this transaction.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         None.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SEA SHELL GALLERIES, INC.


                                        By:     s/John Como
                                           ------------------------------------
                                           John Como
                                           President (Principal Executive,
April 13, 2001                             Financial and Accounting Officer)

                           Sea Shell Galleries, Inc.
                         (A Development Stage Company)
                                 Balance Sheet
                               February 28, 2001
                                  (Unaudited)

                                                         2001
                                                      ---------
                           ASSETS
Current assets:
      Total current assets                            $      --

                                                      $      --
                                                      =========

            Liabilities And Stockholders' Equity
Current liabilities:
  Accounts payable                                    $   1,915
                                                      ---------
      Total current liabilities                           1,915


Stockholders' equity:
 Preferred stock, $.001 Par value,
  1,000,000 shares authorized, no shares
  issued and outstanding                                     --

 Common stock, $.001 Par value,
  49,000,000 shares authorized, 16,215,000
  shares issued and outstanding                          16,215
 Additional paid in capital                             143,335
 (Deficit) accumulated during
  development stage                                    (161,465)
                                                      ---------
                                                         (1,915)
                                                      ---------
                                                      $      --
                                                      =========


                See accompanying notes to financial statements.

                           Sea Shell Galleries, Inc.
                         (A Development Stage Company)
                            Statements of Operations
    for the Three Months and Six Months Ended February 28, 2001 and 2000 and
        the Period From Inception (March 22, 1999) to February 28, 2001
                                  (Unaudited)


                                               Three Months     Three Months     Six Months       Six Months       Period From
                                                  Ended           Ended            Ended            Ended         Inception to
                                               February 28      February 28      February 28     February 28       February 28
                                                  2001             2000            2001             2000              2001
                                              ------------     ------------     ------------     ------------     ------------

Sales                                         $         --     $        500     $         --     $        500     $        500
Cost of sales                                           --              150               --              150              150
                                              ------------     ------------     ------------     ------------     ------------
Gross profit                                            --              350               --              350              350

Operating expenses:
  Compensation of officers and directors      $         --     $         --     $         --     $         --           14,900
  Management fees                                    3,000            3,000            6,000            6,000          120,500
  Professional fees                                    450              750            1,915            1,250           20,865
  Stockholder expenses                                  --              270               --            3,871            4,070
  Other expenses                                       931               16              931               37            1,480
                                              ------------     ------------     ------------     ------------     ------------
                                                     4,381            4,036            8,846           11,158          161,815
                                              ------------     ------------     ------------     ------------     ------------
(Loss from operations) and net (loss)         $     (4,381)    $     (3,686)    $     (8,846)    $    (10,808)    $   (161,465)
                                              ============     ============     ============     ============     ============

Per share information:
 Basic and diluted (loss) per common share    $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)    $      (0.01)
                                              ============     ============     ============     ============     ============

 Weighted average shares outstanding            16,215,000       16,215,000       16,215,000       16,215,000       16,038,333
                                              ============     ============     ============     ============     ============


                See accompanying notes to financial statements.

                           Sea Shell Galleries, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
            for the Six Months Ended February 28, 2001 and 2000 and
        the Period From Inception (March 22, 1999) to February 28, 2001
                                  (Unaudited)


                                                             Six Months        Six Months        Period From
                                                               Ended             Ended          Inception To
                                                            February 28,      February 28,       February 28,
                                                                2001              2000               2001
                                                            ------------      ------------      -------------
Net Income (Loss)                                             $(8,846)          $(10,808)          $(161,465)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Property contributed by officer                                 --                 --                 150
   Management fees contributed by officers                      6,000              6,000              18,000
   Services provided for common stock                              --                 --             102,400
Changes in assets and liabilities:
   Decrease in inventory                                           --                150                  --
   Increase in accounts payable                                 1,915                 --               1,915
                                                              -------           --------           ---------
  Total adjustments                                             7,915              6,150             122,465
                                                              -------           --------           ---------
  Net cash provided by (used in)
   operating activities                                          (931)            (4,658)            (39,000)


Cash flows from financing activities:
   Common stock sold for cash, net of offering costs               --                 --              39,000
                                                              -------           --------           ---------
  Net cash provided by (used in)
   financing activities                                            --                 --              39,000
                                                              -------           --------           ---------

Increase (decrease) in cash                                      (931)            (4,658)                 --
Cash and cash equivalents,
 beginning of period                                              931              7,249                  --
                                                              -------           --------           ---------
Cash and cash equivalents,
 end of period                                                $    --           $  2,591           $      --
                                                              =======           ========           =========


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

During the six months ended February 28, 2001, the certain of the Company's officers provided office and administrative services including the provision of office facilities without charge to the Company. The fair value of the services provided amounted to $1,000 per month. Since the officers do not expect to be reimbursed by the Company and the Company is not obligated to make such reimbursement for the provided services, an amount of $6,000 has been charged to expense with a corresponding credit to additional paid in capital in the accompanying financial statements for the six months ended February 28, 2001.