Form 10QSB
period 2001-03-31
CYFIT WELLNESS SOLUTIONS INC
filed 2001-08-17
CIK 1092642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-QSB
                              --------------------

                                 CURRENT REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from_____ to _____

                         Commission File Number  0-32117


CYFIT WELLNESS SOLUTIONS, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

            Nevada                                     91-1985634
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 corporation or organization)                      Identification Number)

225 Oser Drive, Happaugue, NY                        11788
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code (631) 851-7000
                                               ---------------------------------

                  Seashell Galleries, Inc., N/A and August 31st
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of the close of business on August 15, 2001, there were 21,713,700 shares of the Registrant's Common Stock outstanding.

CYFIT WELLNESS SOLUTIONS INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors................................................1

Consolidated Balance Sheet as of March 31, 2001...............................2

Consolidated Statements of Operations for the three months
ended March 31,2001 and March 31,2000 and for the period from
May 28, 1999 (date of inception) to March 31, 2001............................3

Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2001 ................................................4-5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2001 and March 31, 2000 and for the period from May 28,
1999 (date of inception) to March 31, 2001....................................6

Notes to Consolidated Financial Statements....................................7

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and Board of Directors of Cyfit Wellness Solutions, Inc.
   Hauppauge, New York



                  We have reviewed the accompanying consolidated balance sheet of Cyfit Wellness Solutions, Inc. and its subsidiaries (a development stage company) as of March 31, 2001, the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000 and for the cumulative period from May 28, 1999 (date of inception) to March 31, 2001 and the related consolidated statement of stockholders' equity for the three month period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management.

                  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                  Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



                                           MOORE STEPHENS, P. C.
                                           Certified Public Accountants.

Cranford, New Jersey
August 15, 2001

Cyfit Wellness Solutions, Inc. And Subsidiaries
( A Development Stage Company)
Consolidated Balance Sheet (Unaudited)

                                                                 March 31, 2001
                                                                 --------------

ASSETS:

Current Assets:
Cash                                                             $       12,543
Note receivable                                                          50,000
Other current assets                                                     38,066
                                                                 --------------

Total Current Assets                                                    100,609
                                                                 --------------


Property and equipment -[Net]                                         1,798,494

Website development costs                                               860,033
Internet website                                                        150,000
Customer list and other intangibles - [Net]                             348,190
Deferred advertising                                                    500,000
Other assets                                                             51,169
                                                                 --------------

Total Assets                                                     $    3,808,495
                                                                 --------------


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                                 $      785,064
Accrued expenses and taxes                                              402,243
Note payable                                                            300,000
Capital leases payable - current portion                                246,842
Deferred revenue                                                        100,200
Due to related party                                                    308,693
                                                                 --------------

Total current liabilities                                             2,143,042
                                                                 --------------

Capital leases payable                                                  146,379
                                                                 --------------
Total Liabilities                                                     2,289,421
                                                                 --------------


Commitments and contingencies  (Note 7)

Stockholders' Equity:

Preferred stock; par value $.001, 1,000,000 shares authorized, no shares issued and outstanding

Common stock; par value $.001, 49,000,000 shares
authorized; 20,880,550 shares issued                                     20,881

Additional paid-in capital                                            8,297,433
Deferred compensation                                                  (194,200)
Deficit accumulated during development stage                         (6,605,040)
                                                                 --------------

Total Stockholders' Equity                                            1,519,074
                                                                 --------------

Total Liabilities and Stockholders' Equity                       $    3,808,495
                                                                 --------------


See notes to consolidated financial statements

Cyfit Wellness Solutions, Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statement Of Operations (Unaudited)

                                                                                    From
                                                    Three Months Ended          May 28, 1999
                                                          March 31           [Date of Inception]
                                                ----------------------------    To March 31,
                                                    2001            2000            2001
                                                ------------    ------------    ------------
Revenues                                        $    128,397    $    327,821    $  1,233,409
                                                ------------    ------------    ------------

Operating Expenses:
Compensation and related benefits                    160,615         229,462       1,288,456
Occupancy cost                                        72,326         109,909         855,464
Contract work                                         51,733          57,365         211,121
Consulting fees                                       24,722          34,822         246,191
Advertising and promotion                             54,727          52,471         501,274
Professional fees                                     47,423          74,976         301,100
General and administrative expenses                  110,382         134,729       1,093,087
Asset impairment charge                                                              404,056
Loss on sale of subsidiary                                                            61,995
Research and product development                      12,000          42,264       1,387,574
Depreciation and amortization                        124,584         170,076         838,279
Reverse acquisition costs under recapitalization     300,000                         300,000
Stock based compensation                              84,000                         250,250
Interest and bank charges                             24,975           7,730          99,603
                                                ------------    ------------    ------------

Total Operating Expenses                           1,067,486         913,804       7,838,449
                                                ------------    ------------    ------------

Net Loss                                        ($   939,089)   ($   585,983)   ($ 6,605,040)
                                                ------------    ------------    ------------

Basic and Fully Diluted Loss per Common Share   ($      0.05)   ($      0.03)
                                                ------------    ------------

Weighted Average Number of Shares                 20,758,050      20,630,550
                                                ------------    ------------

See notes to consolidated financial statements

Cyfit Wellness Solutions, Inc. And Subsidiaries
(A Development Stage Company)
 Statement Of Stockholders' Equity
 For The  Period Ended March 31, 2001 And
 For The Period  MAY 28, 1999
(Date Of  Inception) T0 March 31, 2001



                                                                                                  ADDTL
                                 PREFFERED        STOCK           COMMON          STOCK          PAID IN
                                  SHARES          AMOUNT          SHARES          AMOUNT         CAPITAL
                               ------------    ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 2000       4,125,750    $        413      13,774,250    $      1,374    $  8,423,692

Conversion of preferred
stock into common shares      (4,125,750.00)        (413.00)   4,125,750.00          413.00

Recapitalization adjustment              --              --       2,730,550          18,844        (320,009)
                               ------------    ------------    ------------    ------------    ------------

Adjusted totals after
recapitalization                         --              --      20,630,550          20,631       8,103,683


Stock options granted
for services rendered                                                                               100,000

Issuance of common stock
for advertising & promotion                                         250,000             250           9,750

Issuance of below market
employee stock options                                                                               84,000

Amortization of deferred
compensation

Net loss
                               ------------    ------------    ------------    ------------    ------------

BALANCE - MARCH 31, 2001                 --              --      20,880,550    $     20,881    $  8,297,433
                               ------------    ------------    ------------    ------------    ------------


                                                                 DEFICIT
                                                               ACCUMULATED
                                                                  DURING          TOTAL
                                TREASURY         DEFERRED      DEVELOPMENT     STOCKHOLDERS'
                                  STOCK        COMPENSATION       STAGE           EQUITY
                               ------------    ------------    ------------    ------------

BALANCE - DECEMBER 31, 2000    $   (299,250)   $   (215,000)   $ (5,665,951)   $  2,245,278

Conversion of preferred
stock into common shares                                                                  0

Recapitalization adjustment         299,250              --              --       (1,915.00)
                               ------------    ------------    ------------    ------------

Adjusted totals after
recapitalization                         --        (215,000)     (5,665,951)      2,243,363


Stock options granted
for services rendered                                                               100,000

Issuance of common stock
for advertising & promotion                                                          10,000

Issuance of below market
employee stock options                                                               84,000

Amortization of deferred
compensation                                         20,800                          20,800

Net loss                                                           (939,089)       (939,089)
                                               ------------    ------------    ------------

BALANCE - MARCH 31, 2001                 --    $   (194,200)   $ (6,605,040)   $  1,519,074
                               ------------    ------------    ------------    ------------

See notes for consolidated financial statements

Cyfit Wellness Solutions, Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements Of Cash Flows (Unaudited)

                                                                    Three Months Ended      From May 28,1999
                                                                          March 31         [Date of Inception]
                                                                 --------------------------    To March 31,
Operating Activities:                                                2001           2000           2001
                                                                 -----------    -----------    -----------
Net Loss                                                         ($  939,089)   ($  585,983)   ($6,605,040)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                        124,584        170,076        838,279
Acquisition costs under reverse merger                               300,000                       300,000
Loss on sale of subsidiary                                                                          61,995
Stock based compensation                                              84,000                       250,250
Asset impairment charge                                                                            404,056
Other                                                                 23,884                       128,025
Changes in operating assets and liabilities:
(Increase) decrease in note receivable                                                             (50,000)
Decrease in other assets                                              50,000                       (21,131)
Increase in accounts payable                                         159,214         51,820        760,880
Increase in deferred revenues                                                                      100,200
Increase in accrued expenses and taxes                                17,240        (27,892)       272,141
                                                                 -----------    -----------    -----------

Net Cash - Operating Activities                                     (180,167)      (391,979)    (3,560,345)
                                                                 -----------    -----------    -----------

Investing Activities:
Acquisition of property and equipment                                               (77,993)    (2,594,937)
                                                                                -----------    -----------


Financing Activities:
Proceeds from issuance of common and preferred stock, net                           374,607      5,541,978
Advances from related parties                                        175,062                       308,693
Proceeds fron note payable                                                                         350,000
Payment of capital lease obligations                                                               (48,274)
Other                                                                 15,427              0         15,427
                                                                 -----------    -----------    -----------

Net Cash - Financing Activities                                      190,489        374,607      6,167,824
                                                                 -----------    -----------    -----------

Net Increase (Decrease) In Cash                                       10,322        (95,369)        12,542

Cash - beginning of periods                                            2,220         96,670              0
                                                                 -----------    -----------    -----------

Cash - end of periods                                            $    12,542    $     1,305    $    12,542
                                                                 -----------    -----------    -----------

Supplemental Disclosures of Cash Flow Information:

Cash paid for:

Interest                                                         $    20,000    $     7,700    $    73,000
                                                                 -----------    -----------    -----------

Noncash Financing Transactions:

Stock based compensation - website development costs             $   100,000
Assumption of note payable in connection with recapitalization   $   300,000

See notes to consolidated financial statements

Cyfit Wellness Solutions, Inc. and Subsidiaries
[A Development Stage Company]
Notes to Consolidated Financial Statements

(1) Description and Nature of Company Operations

Effective March 1, 2001, Sea Shell Galleries, Inc. (the "Registrant") acquired approximately 85% of the shares of outstanding common stock of Cyfit Wellness Solutions, Inc. and subsidiaries ("Cyfit") pursuant to a share exchange agreement dated February 23, 2001 among the Registrant, Cyfit and holders of 85% of the common stock of Cyfit (the "Agreement"). As a result of the share exchanges pursuant to the Agreement, the Registrant issued 17,930,550 shares of its common stock in exchange for a like amount of shares of Cyfit surrendered by Cyfit shareholders. Prior to the closing, and as a condition there to 11,950,000 shares of common stock of the Registrant were returned to the Registrant for cancellation, which reduced the number of outstanding shares to 2,700,000. In addition, all of the Registrant's Class A and Class B warrants were cancelled. Thus as of March 1, 2001 there were 20,630,550 shares of common stock of the Registrant outstanding. Management believes that most if not all of the remaining shareholders of Cyfit will exchange their shares, for shares of the Registant in the near future. If all the remaining outstanding shares of Cyfit are exchanged by their holders, an additional 2,469, 450 will be issued by the Registrant in exchange therefor.

For accounting purposes, the agreement is being recorded as a recapitalization of Cyfit, with Cyfit as the acquirer. The shares issued are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as a stock split.

The consolidated financial statements prior to March 1, 2001 reflect the results of operations and financial position of Cyfit.Pro forma information on this transaction is not presented as, at the date of this transaction, Sea Shell Galleries is considered a public shell and accordingly, the transaction will not be considered a business combination. On June 21, 2001 Sea Shell Galleries, Inc. amended its articles of incorporation to change its name to Cyfit Wellness Solutions, Inc. The Registrant's OTCBB trading symbol was changed to CYFT.

The Company is engaged in providing internet health and wellness services to improve its members fitness, diet and wellness of the body. The Company's business model anticipates recurring revenue with low fixed costs through a subscription based membership. The Company plans on providing precedent-setting Internet services to its customer base [corporations, unions, associations] and end-user subscriber base in a "real-time", online, interactive environment. Since its inception, the Company has devoted substantially all of its efforts to business planning, website development, recruiting management and technical staff and raising capital. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No.7.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company's Form 8-K for the year ending December 31, 2000. The results of operations for the three months ended March 31,2001 are not necessarily indicative of the results for the entire year or any future interim period.

(2) Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 8-K for the year ended December 31, 2000.

Earnings per share is based on the weighted average number of shares outstanding for the periods presented, reflecting the shares issued under the Agreement as outstanding for all periods presented.

(3) Note Payable

On January 27, 2001 the Company assumed a promissory note in the amount of $300,000 as part of the consideration under the recapitalization (see Note 1). The Note bears interest at a rate of 8 percent per annum and matures on June 30,2001. Management is negotiating to extend the repayment terms to a later date.

These recapitalization costs have been expensed as part of the consolidated statement of operations for the three months ended March 31, 2001.

(4) Sale of Subsidiary

On December 7, 2000 the Company sold one of its two health club facilities to a stockholder of the Company. The consideration under the contract aggregated approximately $650,000 which included the assumption of certain liabilities of approximately $260,000 by the buyer and the forgiveness of a promissory note in the amount of $350,000. The Company realized a loss on the disposal of the subsidiary of approximately $62,000.

During the three and twelve months ended March 31,2000 and December 31, 2000 the Company recorded revenues of of approximately $233,000 and $800,000, respectively, from this health club facility which is included as part of the consolidated statement of operations.

(5) Stock Based Compensation

On March 23, 2001 the Company granted 400,000 of stock options to certain key employees. The exercise price is $0.10 and is discounted from a fair market value of approximately $0.31 at the date of grant. The Company recorded a stock based compensation charge in the first quarter of 2001 of $84,000 attributable to the stock option discount.

During the year ended December 31, 2000, the Company entered into various consulting agreements to render services principally related to ("the Agreement") the completion of its subscription based website. For stock options as defined under the Agreement, the Company had to adopt the stock option plan, on or before March 31, 2001, which the Company did. These options will expire, five years from the signing of the Agreement. The estimated fair value of the options amounted to approximately $100,000, determined using the Black Scholes Model, for services rendered during the three months ended March 31, 2001. These costs have been capitalized as part of website development costs in the balance sheet at March 31, 2001.

(6) Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company has incurred a net loss of approximately $3.9 and $1.7 million for the year ended December 31, 2000 and for the period May 28, 1999 [date of inception] to December 31, 1999. The Company has utilized approximately $2.0 million and $1.4 million in cash during operations for the year ended December 31, 2000 and for the period May 28, 1999 [ date of inception] to December 31, 1999. It is anticipated this trend will continue since minimal revenue recognition is planned to be realized until the internet web site is completed. During the fourth quarter of year 2001, the Company's business model anticipates minimal subscription based revenue derived from the use of its web site.

The inability of the Company to generate cash from operations, considering currently available funds, creates uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans to raise additional capital proceeds to fund the completion of its website, general working capital purposes and sustain development stage operations during the year 2001. In addition, management continues to implement various cost savings programs. The continuation of the Company as a going concern is dependant upon the success of these plans.

(7) Subsequent Events

(A) On May 29, 2001, the Company executed a promissory note (the "Note") in the amount of $500,000 for services rendered in years 2000 and 2001 related to the development of its website. The principal and interest shall be due as follows:
(i) $150,000 plus accrued interest due and payable on June 30, 2001, (ii) $200,000 plus accrued interest shall be due and payable on July 31,2001 and
(iii) $150,000 plus accrued interest shall be due and payable on August 15,2001. The Company has not made any payments under the terms of the Agreement and as such is in default. Interest accrues at the rate of 10 percent per annum. Substantially all property and equipment has been pledged under the Agreement. Management is negotiating to extend the repayment terms of the Note until such time as additional capital proceeds are raised.

(B) On July 26, 2001 the Company entered into an investment advisory services agreement with an investment banking firm (the "Agreement") for a three year period. Under the Agreement , the parties agree that the investment banking firm shall act as the selected dealer in organizing a private placement on behalf of the Company in an aggregate amount of $2.5 million which shall be set forth in a selling agreement to be completed within forty five days from the execution of this Agreement.

As an inducement to enter into the Agreement the Company agrees to pay certain quarterly fees as defined and to issue certain warrants at an exercise price of $0.10 per share for a period of five years commencing on the date of issuance.

Cyfit Wellness Solutions, Inc.

Management's Discussion and Analysis of Financial Conditions and Results of Operations

Three Months Ended March 31, 2001 and 2000

The Company's revenues, derived from its Health & Fitness Center, during the three-month period ended March 31, 2001 totaled approximately $128,400. This reflected a decrease of approximately $199,400 from the revenues earned in the three-month period ended March 31, 2000. This decrease was a result of the sale of one of its two Health & Fitness Centers in December 2000. Total operating expenses increased by approximately $153,700, from $913,800 to $1,067,500, due to the absorption of one-time merger costs ($300,000) related to the Company's recapitalization, effective March 1, 2001. These merger costs were offset by lower operating costs that resulted from the sale of the fitness center and other cost-containment measures implemented by management.

As a result of the foregoing, the Company incurred a net loss of approximately $939,000 or $0.05 per share (basic and diluted) for the three-month period ended March 31, 2001 compared to a net loss of $586,000 or $0.03 per share (basic and diluted) for the three-month period ended March 31, 2000.

Liquidity and Capital Resources

During the three months ended March 31, 2001, cash used by operating activities approximated $180,200. Due to the difficult capital market conditions, the Company is continually seeking various sources of capital to complete the final stage of its product development and fund day-to-day operations. The Company anticipates that it will continue to incur losses during the second and third quarters of 2001. If the Company is unable to find additional capital sources, it may have to further reduce its operations or cease operations.

Management is in negotiations with various underwriters to raise $2.5 million. The Company is in the process of negotiating repayment terms with various debtors and vendors until such time as a capital infusion occurs.

While currently in the process of building its wellness product, the Company's management anticipates the launch of its product in the fourth quarter of 2001. It expects sales of the wellness product to commence early in the fourth quarter. At the time of launch, management will also be able to execute existing sales contracts, which will bring in additional revenues that the company has been securing over the past year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CYFIT WELLNESS SOLUTIONS, INC.



August 17, 2001                              By:   /s/ EUGENE FERNANDEZ
                                                   -----------------------------
                                                   Eugene Fernandez
                                                   President