Form 10QSB
period 2001-06-30
CYFIT WELLNESS SOLUTIONS INC
filed 2001-08-17
CIK 1092642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-QSB
                              --------------------

                                 CURRENT REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended June 30, 2001

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


Report of Independent Auditors...............................................1

Consolidated Balance Sheet as of June 30, 2001...............................2

Consolidated Statements of Operations for the three
and six months ended June 30, 2001 and June 30,2000
and for the period from May 28, 1999 (date of inception)
to June 30, 2001.............................................................3

Consolidated Statement of Stockholders' Equity for the
six months ended June 30, 2001...............................................4

Consolidated Statements of Cash Flows for the six months ended
June 30, 2001 and June 30, 2000 and for the period from
May 28, 1999 (date of inception) to June 30, 2001............................5

Notes to Consolidated Financial Statements...................................6

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and Board of Directors of Cyfit Wellness Solutions, Inc.
   Hauppauge, New York



                  We have reviewed the accompanying consolidated balance sheet of Cyfit Wellness Solutions, Inc. and its subsidiaries (a development stage company) as of June 30, 2001, the related consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and for the cumulative period from May 28, 1999 (date of inception) to June 30, 2001 the related consolidated statement of stockholders' equity for the six month period ended June 30, 2001 and the related consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 and for the cumulative period from May 28, 1999 (date of inception) to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

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

Cranford, New Jersey
August 16, 2001

Cyfit Wellness Solutions, Inc. And Subsidiaries
( A Development Stage Company)
Consolidated Balance Sheet (Unaudited)

                                                                  June 30, 2001
                                                                  -------------

ASSETS:

Current Assets:
Cash                                                              $      22,537
Other current assets                                                     40,519
                                                                  -------------

Total Current Assets                                                     63,056
                                                                  -------------


Property and equipment -[Net]                                         1,790,912

Website development costs                                             1,410,033
Internet website                                                        150,000
Customer list and other intangibles - [Net]                             313,590
Deferred advertising                                                    500,000
Other assets                                                             28,790
                                                                  -------------

Total Assets                                                      $   4,256,381
                                                                  -------------


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                                  $     892,312
Accrued expenses and taxes                                              544,747
Note payable                                                            827,500
Capital leases payable - current portion                                301,115
Deferred revenue                                                        100,200
Convertible note                                                         60,000
Due to related party                                                    561,240
                                                                  -------------

Total current liabilities                                             3,287,114
                                                                  -------------

Capital leases payable                                                  102,393
                                                                  -------------
Total Liabilities                                                     3,389,507
                                                                  -------------


Commitments and contingencies  (Note 7)

Stockholders' Equity:

Preferred stock; par value $.001, 1,000,000 shares authorized, no shares issued and outstanding

Common stock; par value $.001, 49,000,000 shares
authorized; 21,713,700 shares issued                                     21,713

Additional paid-in capital                                            8,334,101
Deferred compensation                                                  (173,400)
Deficit accumulated during development stage                         (7,315,540)
                                                                  -------------

Total Stockholders' Equity                                              866,874
                                                                  -------------

Total Liabilities and Stockholders' Equity                        $   4,256,381
                                                                  -------------

See notes to consolidated financial statements

Cyfit Wellness Solutions, Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statement Of Operations (Unaudited)

                                                                                                                       From
                                                        Three Months Ended              Six Months Ended           May 28, 1999
                                                              June 30                         June 30           [Date of Inception]
                                                   ----------------------------    ----------------------------     To June 30,
                                                       2001            2000            2001            2000            2001
                                                   ------------    ------------    ------------    ------------    ------------

Revenues                                           $    103,610    $    279,363    $    232,007    $    607,184    $  1,237,019
                                                   ------------    ------------    ------------    ------------    ------------

Operating Expenses:
Compensation and related benefits                       167,685         192,408         328,300         421,870       1,456,141
Occupancy cost                                          114,135         154,846         186,461         264,755         969,599
Contract work                                            70,793          72,441         122,526         129,806         281,914
Consulting fees                                          25,800          65,464          50,522         100,286         271,991
Advertising and promotion                                28,999         107,487          83,726         159,958         530,273
Professional fees                                        43,143          76,272          90,566         151,248         344,243
General and administrative expenses                     141,787         209,108         252,169         343,837       1,234,874
Asset impairment charge                                                                                                 404,056
Loss on sale of subsidiary                                                                                               61,995
Research and product development                         16,230         310,091          28,230         352,355       1,403,804
Reverse acquisition costs under recapitalization                                        300,000                         300,000
Depreciation and amortization                           126,584         170,075         251,168         340,151         964,863
Stock based compensation                                 37,500                         121,500                         287,750
Interest and bank charges                                41,454          31,781          66,428          39,511         141,056
                                                   ------------    ------------    ------------    ------------    ------------

Total Operating Expenses                                814,110       1,389,973       1,881,596       2,303,777       8,652,559
                                                   ------------    ------------    ------------    ------------    ------------

Net Loss                                           ($   710,500)   ($ 1,110,610)   ($ 1,649,589)   ($ 1,696,593)   ($ 7,315,540)
                                                   ------------    ------------    ------------    ------------    ------------

Basic and Fully Diluted Loss per Common Share      ($      0.03)   ($      0.05)   ($      0.08)   ($      0.08)
                                                   ------------    ------------    ------------    ------------

Weighted Average Number of Shares                    21,588,700      21,213,700      21,463,700      21,213,700
                                                   ------------    ------------    ------------    ------------

See notes to consolidated financial statements

Cyfit Wellness Solutions, Inc. And Subsidiaries
(A Development Stage Company)
 Statement Of Stockholders' Equity
For The Period Ended June 30, 2001 (Unaudited)

                                                                                            ADDITIONAL
                                 PREFFERED       STOCK          COMMON        STOCK          PAID-IN
                                 SHARES          AMOUNT         SHARES        AMOUNT         CAPITAL
                                -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2000       4,125,750    $       413     13,774,250   $     1,374   $ 8,423,692

Conversion of preferred stock
into common shares               (4,125,750)          (413)     4,125,750           413

Recapitalization adjustment
(See Note 1)                             --             --      3,313,700        19,426      (320,591)
                                                              -----------   -----------    -----------
Adjusted totals after
recapitalization                         --             --     21,213,700        21,213     8,103,101

Stock options granted for
services rendered                                                                             100,000

Stock based compensation                                          500,000           500        47,000

Issuance of below market
employee stock options                                                                         84,000

Amortization of deferred
compensation

Net loss


BALANCE - June 30, 2001                                        21,713,700   $    21,713    $ 8,334,101
                                                              -----------   -----------   -----------

                                                               DEFICIT
                                                               ACCUMULATED
                                                               DURING THE
                                  TREASURY      DEFERRED       DEVELOPMENT   STOCKHOLDERS'
                                  STOCK         COMPENSATION   STAGE         EQUITY
                                 -----------    -----------    -----------   -----------

BALANCE - DECEMBER 31, 2000     ($  299,250)   ($  215,000)   ($5,665,951)   $ 2,245,278
                                                                             -----------
Conversion of preferred stock
into common shares                                                                     0

Recapitalization adjustment
(See Note 1)                        299,250             --             --         (1,915)
                                -----------    -----------    -----------    -----------
Adjusted totals after
recapitalization                         --       (215,000)    (5,665,951)     2,243,363

Stock options granted for
services rendered                                                                100,000

Stock based compensation                                                          47,500

Issuance of below market
employee stock options                                                            84,000

Amortization of deferred
compensation                                        41,600                        41,600

Net loss                                                       (1,649,589)    (1,649,589)
                                                                             -----------

BALANCE - June 30, 2001                  --    $  (173,400)   $(7,315,540)   $   866,874
                                -----------    -----------    -----------    -----------

Cyfit Wellness Solutions, Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements Of Cash Flows (Unaudited)


                                                                 Six Months Ended       From May 28,1999
                                                                      June 30         [Date of Inception]
                                                            --------------------------    To March 31,
Operating Activities:                                           2001           2000           2001
                                                            -----------    -----------    -----------
Net Loss                                                    ($1,649,589)   ($1,696,593)   ($7,315,540)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                   251,168        340,151        964,863
Acquisition costs under reverse merger                          300,000                       300,000
Loss on sale of subsidiary                                                                     61,995
Stock based compensation                                        131,500                       297,750
Asset impairment charge                                                                       404,056
Other                                                            47,955                       152,096
Changes in operating assets and liabilities:
(Increase) decrease in note receivable                           50,000        (50,000)             0
(Increase) decrease in other assets                              64,926         20,659         (6,205)
Increase in accounts payable                                    266,462        214,480        868,128
Increase in deferred revenues                                                  200,000        100,200
Increase (decrease) in accrued expenses and taxes               127,188        (11,133)       382,089
                                                            -----------    -----------    -----------

Net Cash - Operating Activities                                (410,390)      (982,436)    (3,790,568)
                                                            -----------    -----------    -----------

Investing Activities:
Acquisition of property and equipment                          (384,402)    (1,031,048)    (2,979,339)
                                                            -----------    -----------    -----------


Financing Activities:
Proceeds from issuance of common and preferred stock, net                    1,603,684      5,541,978
Advances from related parties                                   427,609                       561,240
Proceeds from convertible note                                   60,000                        60,000
Increase in notes payables, net                                 327,500        350,000        677,500
Payment of capital lease obligations                                           (30,487)       (48,274)
Other                                                                 0              0              0
                                                            -----------    -----------    -----------

Net Cash - Financing Activities                                 815,109      1,923,197      6,792,444
                                                            -----------    -----------    -----------

Net Increase (Decrease) In Cash                                  20,317        (90,287)        22,537

Cash - beginning of periods                                       2,220         96,670              0
                                                            -----------    -----------    -----------

Cash - end of periods                                       $    22,537    $     6,383    $    22,537
                                                            -----------    -----------    -----------

Supplemental Disclosures of Cash Flow Information:

Cash paid for:

Interest                                                    $    25,000    $    32,900    $    78,000
                                                            -----------    -----------    -----------

Noncash Financing Transactions:

Stock based compensation                                    $   147,500
Capitalized lease obligations incurred                                     $   215,000

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

For accounting purposes, the Agreement is being recorded as a recapitalization of Cyfit, with Cyfit as the acquirer. The shares issued are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as a stock split. An additional 583,150 shares were issued as part of the recapitalization during the second quarter of 2001.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company's Form 8-K for the year ending December 31, 2000. The results of operations for the three and six months ended June 30,2001 are not necessarily indicative of the results for the entire year or any future interim period.

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

(3) Note Payable

On January 27, 2001 the Company assumed a promissory note in the amount of $300,000 as part of the consideration under the recapitalization (see Note 1). The Note bears interest at a rate of 8 percent per annum and matures on June 30,2001. Management is negotiating to extend the repayment terms to a later date. These recapitalization costs have been expensed as part of the consolidated statement of operations for the six months ended June 30, 2001.

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

During the six and twelve months ended June 30,2000 and December 31, 2000 the Company recorded revenues of of approximately $432,000 and $800,000 respectively, from this health club facility which is included as part of the consolidated statement of operations.

(5) Stock Based Compensation

On March 23, 2001 the Company granted 400,000 of stock options to certain key employees. The exercise price is $0.10 and is discounted from a fair market value of approximately $0.31 at the date of grant. The Company recorded a stock based compensation charge in the first quarter of 2001 of $84,000 attributable to the stock option discount.

During the year ended December 31, 2000, the Company entered into various consulting agreements to render services principally related to ("the Agreement") the completion of its subscription based website. For stock options as defined under the Agreement, the Company had to adopt the stock option plan, on or before March 31, 2001, which the Company did. The estimated fair value of the options amounted to approximately $100,000, determined using the Black Scholes Model, for services rendered during the six months ended June 30, 2001. These costs have been capitalized as part of website development costs in the balance sheet at June 30, 2001.

(6) Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and settlements of liabilities in the normal course of business and continuation of the Company as a going concern. The Company has incurred a net loss of approximately $3.9 million and $1.7 million for the year ended December 31, 2000 and for the period May 28, 1999 [date of inception] to December 31, 1999. The Company has utilized approximately $2.0 million and $1.4 million in cash during operations for the year ended December 31, 2000 and for the period May 28, 1999 [ date of inception] to December 31, 1999. It is anticipated this trend will continue since minimal revenue recognition is planned to be realized until the internet web site is completed. During the fourth quarter of year 2001, the Company's business model anticipates minimal subscription based revenue derived from the use of its web site.

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

(7) Subsequent Event

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

Cyfit Wellness Solutions, Inc.

Management's Discussion and Analysis of Financial Conditions and Results of Operations

Three Months Ended June 30, 2001 and 2000

The Company's revenues, derived from its Health and Fitness Center, during the three-month period ended June 30, 2001 amounted to approximately $103,600 versus $279,400 for the same period in the prior year. The decrease of $175,800 from revenues primarily results from the sale of one of two Health and Fitness Centers in December 2000. Total operating expenses decreased by approximately $575,900, from $1,390,000 to $814,100, due to lower costs associated with (i) the nonrecurring product costs (research and development) of approximately $294,000 and (ii) overall cost savings due to both the sale of the fitness center and various cost-containment measures implemented by management.

As a result of the foregoing, the Company incurred a net loss of approximately $710,500 or $0.03 per share (basic and diluted) for the three-month period ended June 30, 2001 compared to a net loss of $1,110,600 or $0.05 per share (basic and diluted) for the three-month period ended June 30, 2000.

Six Months Ended June 30, 2001 and 2000

The Company had revenues, derived from its Health and Fitness Center, during the six-month period ended June 30, 2001 amounted to approximately $232,000 versus $607,200 for the same period in 2000. The decline in revenues of approximately $375,000 in revenues primarily results from the sale of one of two Health and Fitness Centers in December 2000. Total operating expenses decreased by approximately $422,000 from $2,303,800 to $1,881,600 due to lower costs previously discussed offset by one-time merger-related costs of $300,000 related to the Company's recapitalization, effective March 1, 2001.

As a result of the foregoing, the Company incurred a net loss of approximately $1,649,600 or $0.08 per share (basic and diluted) for the six-month period ended June 30, 2001 compared to a net loss of $1,696,600 or $0.08 per share (basic and diluted) for the six-month period ended June 30, 2000.

Liquidity and Capital Resources

During the six months ended June 30, 2001, cash used by operating activities approximated $410,400. Due to the difficult capital market conditions, the Company is continually seeking various sources of capital to complete the final stage of its product development and fund day-to-day operations. The Company anticipates that it will continue to incur losses during the third and fourth quarters of 2001. If the Company is unable to find additional capital sources, it may have to further reduce its operations or cease operations.

Management is in negotiations with various underwriters to raise money. The Company signed a contract with a major NYSE investment firm to raise $2.5 million in a private placement to be completed within 90-120 days of July 31, 2001.

The Company is in the process of negotiating repayment terms with various debtors and vendors until such time as the Company obtains its capital needs. In the interim, management continues to principally fund the day-to-day operations.

While currently in the final stages of implementation of its wellness product, the Company's management anticipates quality assurance testing in the third quarter and launching in the fourth quarter of 2001. Management expects sales of the wellness product to commence early in the fourth quarter 2001. At the time of launch, the Company intends to finalize pending sales contracts, which will generate revenues that the Company has been securing over the past year. The Company also intends to implement marketing programs to promote the awareness of its wellness services.

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