Form 10QSB
period 2001-09-30
CYFIT WELLNESS SOLUTIONS INC
filed 2001-11-19
CIK 1092642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-QSB

                              --------------------

                                 CURRENT REPORT

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from_____ to _____

                         Commission File Number 0-32117


                         CYFIT WELLNESS SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                              91-1985634
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 corporation or organization)                             Identification Number)

     225 Oser Drive, Happaugue, NY                                      11788
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code (631) 851-7000
                                               --------------

                  Seashell Galleries, Inc., N/A and August 31st
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of the close of business on November 15, 2001, there were 22,338,700 shares of the Registrant's Common Stock outstanding.

                 CYFIT WELLNESS SOLUTIONS INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors.............................................   1

Consolidated Balance Sheet as of September 30, 2001........................   2

Consolidated Statements of Operations for the three months
ended September 30, 2001 and September 30, 2000, the nine months ended September 30, 2001 and September 30, 2000, and for the period
from May 28, 1999 (date of inception) to September 30, 2001................   3

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2001 and September 30, 2000 and for the period from
May 28, 1999 (date of inception) to September 30, 2001.....................   4

Statement of Stockholders' Equity for the period ended
September 30, 2001.........................................................   5

Notes to Consolidated Financial Statements.................................   6

Management's Discussion and Analysis of Financial Conditions and
Results of Operations......................................................  10

Signatures.................................................................  12

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and Board of Directors of Cyfit Wellness Solutions, Inc.
   Hauppauge, New York



         We have reviewed the accompanying consolidated balance sheet of Cyfit Wellness Solutions, Inc. and its subsidiaries (a development stage company) as of September 30, 2001, the related consolidated statements of operations and cash flows for the three month periods ended September 30, 2001 and 2000 and for the cumulative period from May 28, 1999 (date of inception) to September 30, 2001 and the related consolidated statement of stockholders' equity for the three month period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

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

Cranford, New Jersey
November 19, 2001

Cyfit Wellness Solutions, Inc. And Subsidiaries
( A Development Stage Company)
Consolidated Balance Sheet (Unaudited)

                                                                   September 30,
                                                                        2001
                                                                    -----------

ASSETS:

Current Assets:
Cash                                                                $    81,991
Other current assets                                                     38,141
                                                                    -----------

Total Current Assets                                                    120,132
                                                                    -----------


Property and equipment -[Net]                                         1,756,993

Website development costs                                             1,410,033
Internet website                                                        150,000
Customer list and other intangibles - [Net]                             276,724
Deferred advertising                                                    500,000
Other assets                                                             56,169
                                                                    -----------

Total Assets                                                        $ 4,270,051
                                                                    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                                    $   980,273
Accrued expenses and taxes                                              497,884
Notes payable                                                           765,000
Capital leases payable - current portion                                344,169
Deferred revenue                                                        100,200
Convertible note                                                         60,000
Due to related party                                                    919,312
                                                                    -----------

Total current liabilities                                             3,666,838
                                                                    -----------

Capital leases payable                                                  114,723
                                                                    -----------
Total Liabilities                                                     3,781,561
                                                                    -----------


Commitments and contingencies                                                --

Stockholders' Equity:

Preferred stock; par value $.001, 1,000,000 shares authorized, no shares issued and outstanding

Common stock; par value $.001, 49,000,000 shares
authorized; 22,338,700 shares issued                                     22,338

Additional paid-in capital                                            8,395,976
Deferred compensation                                                  (152,600)
Deficit accumulated during development stage                         (7,777,224)
                                                                    -----------

Total Stockholders' Equity                                              488,490
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 4,270,051
                                                                    -----------


See notes to consolidated financial statements

Cyfit Wellness Solutions, Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statement Of Operations (Unaudited)

                                                                                                                       From
                                                                                                                   May 28, 1999
                                                                                                                     [Date of
                                                        Three Months Ended              Nine Months Ended          Inception] To
                                                           September 30                    September 30            September 30,
                                                       2001            2000            2001            2000            2001
                                                   ------------    ------------    ------------    ------------    ------------

Revenues                                           $     50,438    $    292,084    $    282,445    $    899,268    $  1,387,457
                                                   ------------    ------------    ------------    ------------    ------------

Operating Expenses:
Compensation and related benefits                        67,285         188,482         395,585         610,352       1,523,426
Occupancy cost                                          124,279          44,331         310,740         309,086       1,093,878
Contract work                                                --          13,282         122,526         143,088         281,914
Consulting fees                                           9,799          18,307          60,321         118,593         281,790
Advertising and promotion                               122,700          35,849         206,426         195,807         652,973
Professional fees                                        21,223          20,999         111,789         172,247         365,466
General and administrative expenses                      31,972          62,427         284,141         406,264       1,266,846
Asset impairment charge                                                                                                 404,056
Loss on sale of subsidiary                                                                                               61,995
Research and product development                            285          28,418          28,515         380,773       1,404,089
Reverse acquisition costs under recapitalization                                        300,000                         300,000
Depreciation and amortization                           125,584         170,076         376,752         510,227       1,090,447
Stock based compensation                                                                121,500                         287,750
Interest and bank charges                                 8,995           5,189          75,423          44,700         150,051
                                                   ------------    ------------    ------------    ------------    ------------

Total Operating Expenses                                512,122         587,360       2,393,718       2,891,137       9,164,681
                                                   ------------    ------------    ------------    ------------    ------------

Net Loss                                           ($   461,684)   ($   295,276)   ($ 2,111,273)   ($ 1,991,869)   ($ 7,777,224)
                                                   ------------    ------------    ------------    ------------    ------------

Basic and Fully Diluted Loss per Common Share      ($      0.02)   ($      0.01)   ($      0.10)   ($      0.09)
                                                   ------------    ------------    ------------    ------------

Weighted Average Number of Shares                    22,591,300      21,213,700      22,215,400      21,213,700
                                                   ------------    ------------    ------------    ------------


See notes to consolidated financial statements

Cyfit Wellness Solutions, Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements Of Cash Flows (Unaudited)

                                                                                             From
                                                                                          May 28, 1999
                                                                                            [Date of
                                                                 Nine Months Ended       Inception] To
                                                                   September 30           September 30
                                                                2001           2000           2001
                                                            -----------    -----------    -----------
Operating Activities:
Net Loss                                                    ($2,111,273)   ($1,991,869)   ($7,777,224)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                   376,352        510,227      1,090,047
Reverse acquisition costs under reverse merger                  300,000                       300,000
Loss on sale of subsidiary                                                                     61,995
Stock based compensation                                        184,000                       350,250
Asset impairment charge                                                                       404,056
Other                                                           (90,915)                       13,226
Changes in operating assets and liabilities:
(Increase) decrease in note receivable                           50,000        (50,000)             0
(Increase) decrease in other assets                              39,925         21,184        (31,206)
Increase in accounts payable                                    354,423        163,275        956,089
Increase in deferred revenues                                                  125,000        100,200
Increase (decrease) in accrued expenses and taxes               112,881         (8,083)       367,782
                                                            -----------    -----------    -----------

Net Cash - Operating Activities                                (784,607)    (1,230,266)    (4,164,785)
                                                            -----------    -----------    -----------

Investing Activities:
Acquisition of property and equipment                          (827,401)    (1,031,048)    (3,422,338)
                                                            -----------    -----------    -----------


Financing Activities:
Proceeds from issuance of common and preferred stock, net                    1,803,684      5,541,978
Advances from related parties                                   785,681         60,000        919,312
Proceeds from convertible note                                   60,000                        60,000
Increase in notes payables, net                                 765,000        350,000      1,115,000
Increase (decrease) of capital lease obligations                 81,098        (30,487)        32,824

Net Cash - Financing Activities                               1,691,779      2,183,197      7,669,114
                                                            -----------    -----------    -----------

Net Increase (Decrease) In Cash                                  79,771        (78,117)        81,991

Cash - beginning of periods                                       2,220         96,670              0
                                                            -----------    -----------    -----------

Cash - end of periods                                       $    81,991    $    18,553    $    81,991
                                                            -----------    -----------    -----------

Supplemental Disclosures of Cash Flow Information:

Cash paid for:

Interest                                                    $    50,000    $    32,900    $   103,000
                                                            -----------    -----------    -----------

Noncash Financing Transactions:

Stock based compensation                                    $   210,000
Capitalized lease obligations incurred                                     $   215,000


See notes to consolidated financial statements

Cyfit Wellness Solutions, Inc. And Subsidiaries
(A Development Stage Company)
Statement Of Stockholders' Equity
For The  Period Ended September 30, 2001


                                            PREFFERED   STOCK      COMMON        STOCK        PAID IN      TREASURY     DEFERRED
                                           ----------------------------------------------
                                             SHARES     AMOUNT     SHARES        AMOUNT       CAPITAL        STOCK    COMPENSATION
                                           ----------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000                 4,125,750   $ 413    13,774,250   $     1,374   $ 8,423,692     ($299,250)  ($  215,000)

Conversion of preferred stock into
  common shares                            (4,125,750)   (413)    4,125,750           413

Recapitalization adjustment (See Note 1)           --      --     3,313,700        19,426      (320,591)      299,250            --
                                                                -----------   -----------   -----------   -----------   -----------
Adjusted totals after recapitalization             --      --    21,213,700        21,213     8,103,101            --      (215,000)

Stock options granted for services
  rendered                                                                                      100,000

Stock based compensation                                          1,125,000         1,125       108,875

Issuance of below market employee stock
  options                                                                                        84,000

Amortization of deferred compensation                                                                                        62,400

Net loss


BALANCE - September 30, 2001                                     22,338,700   $    22,338   $ 8,395,976            --   $  (152,600)
                                                                -----------   -----------   -----------   -----------   -----------



                                           DEFICIT ACCUMULATED
                                           DURING
                                           DEVELOPMENT            STOCKHOLDERS'
                                           STAGE                  EQUITY
                                           -------------------    -------------
BALANCE - DECEMBER 31, 2000                   ($ 5,665,951)        $ 2,245,278
                                                                   -----------
Conversion of preferred stock into
  common shares                                                              0

Recapitalization adjustment (See Note 1)                --              (1,915)
                                              ------------         -----------
Adjusted totals after recapitalization          (5,665,951)          2,243,363

Stock options granted for services
  rendered                                                             100,000

Stock based compensation                                               110,000

Issuance of below market employee stock
  options                                                               84,000

Amortization of deferred compensation                                   62,400

Net loss                                        (2,111,273)         (2,111,273)
                                                                   -----------

BALANCE - September 30, 2001                  $ (7,777,224)        $   488,490
                                              ------------         -----------


See notes for consolidated financial statements

Cyfit Wellness Solutions, Inc. and Subsidiaries
[A Development Stage Company]
Notes to Consolidated Financial Statements

(1)  Description and Nature of Company Operations

Effective March 1, 2001, Sea Shell Galleries, Inc. (the "Registrant") acquired approximately 85% of the shares of outstanding common stock of Cyfit Wellness Solutions, Inc. and subsidiaries ("Cyfit") pursuant to a share exchange agreement dated February 23, 2001 among the Registrant, Cyfit and holders of 85% of the common stock of Cyfit (the "Agreement"). As a result of the share exchanges pursuant pursuant to the Agreement, the Registrant issued 17,930,550 shares of its common stock in exchange for a like amount of shares of Cyfit surrendered by Cyfit shareholders. Prior to the closing, and as a condition there to 11,950,000 shares of common stock of the Registrant were returned to the Registrant for cancellation, which reduced the number of outstanding shares to 2,700,000. In addition, all of the Registrant's Class A and Class B warrants were cancelled. Thus as of March 1, 2001 there were 20,630,550 shares of common stock of the Registrant outstanding. Management believes that most if not all of the remaining shareholders of Cyfit will exchange their shares, for shares of the Registant in the near future. If all the remaining outstanding shares of Cyfit are exchanged by their holders, an additional 2,469, 450 will be issued by the Registrant in exchange therefore.

For accounting purposes, the Agreement is being recorded as a recapitalization of Cyfit, with Cyfit as the acquirer. The 20, 630,550 shares issued on March 1, 2000 are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as a stock split.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 8-K for the year ending December 31, 2000. The results of operations for the three and nine months ended September 30,2001 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 8-K for the year ended December 31, 2000.

(3)  Note Payable

On January 27, 2001 the Company assumed a promissory note in the amount of $300,000 as part of the consideration under the recapitalization (see Note 1). The Note bears interest at a rate of 8 percent per annum and matures on June 30,2001. Management is negotiating to extend the repayment terms to a later date. These recapitalization costs have been expensed as part of the consolidated statement of operations for the nine months ended June 30, 2001.

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

During the nine and twelve months ended September 30,2000 and December 31, 2000 the Company recorded revenues of of approximately $350,000 and $432,000, respectively, from this health club facility which is included as part of the consolidated statement of operations.

(5)  Stock Based Compensation

On March 23, 2001 the Company granted 400,000 of stock options to certain key employees. The exercise price is $0.10 and is discounted from a fair market value of approximately $0.31 at the date of grant. The term of the issued stock options are for a period of five years. The term of the issued stock options are for a period of five years. The Company recorded a stock based compensation charge in the first quarter of 2001 of $84,000 attributable to the stock option discount.

During the year ended December 31, 2000, the Company entered into various consulting agreements to render services principally related to ("the Agreement") the completion of its subscription based website. For stock options as defined under the Agreement, the Company had to adopt the stock option plan, on or before March 31, 2001, which the Company did. The estimated fair value of the options amounted to approximately $100,000, determined using the Black Scholes Model, for services rendered during the six months ended September 30, 2001. These costs have been capitalized as part of website development costs in the balance sheet at September 30, 2001.

(6)  Going Concern

The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles and continuation of the Company as a going concern. The Company has incurred a net loss of approximately $3.9 and $1.7 million for the year ended December 31, 2000 and for the period May 28, 1999 [date of inception] to December 31, 1999. The Company has utilized approximately $2.0 million and $1.4 million in cash during operations for the year ended December 31, 2000 and for the period May 28, 1999 [date of inception] to December 31, 1999. It is anticipated this trend will continue since minimal revenue recognition is planned to be realized until the internet web site is completed during the latter stage of the fourth quarter of year 2001.

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

(7)  Capital Raising

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

Cyfit Wellness Solutions, Inc.

Management's Discussion and Analysis of Financial Conditions and Results of Operations

Three Months Ended September 30, 2001 and 2000

The Company's revenues, derived from its Health and Fitness Center, during the three-month period ended September 30, 2001 amounted to approximately $50,400 versus $292,100 for the same period in the prior year. The decrease of $241,700 from revenues primarily results from the sale of one of two Health and Fitness Centers in December 2000. Total operating expenses decreased by approximately $75,300 from $587,400 to $512,100, due to various efforts by management, off-set by higher advertising and promotion fees.

As a result of the foregoing, the Company incurred a net loss of approximately $461,700 or $0.02 per share (basic and fully diluted) for the three-month period ended September 30, 2001 compared to a net loss of $295,300 or $0.01 per share (basic and fully diluted) for the three-month period ended September 30, 2000.

Nine Months Ended September 30, 2001 and 2000

The Company's revenues, derived from its Health and Fitness Center, during the nine-month period ended September 30, 2001 amounted to approximately $282,400 versus $899,300 for the same period in 2000. The decline in revenues of approximately $497,460 primarily resulted from the sale of one of two Health and Fitness Centers in December 2000. Total operating expenses decreased by approximately $497,400 from $2,891,100 to $2,393,700 due to lower costs previously discussed offset by one-time merger-related costs of $300,000 related to the Company's recapitalization, effective March 1, 2001.

As a result of the foregoing, the Company incurred a net loss of approximately $2,111,300 or $0.10 per share (basic and fully diluted) for the nine-month period ended September 30, 2001 compared to a net loss of $1,991,900 or $0.09 per share (basic and fully diluted) for the nine-month period ended September 30, 2000.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, cash used by operating activities approximated $785,000. Due to the difficult capital market conditions, the Company is continually seeking various sources of capital to complete the final stage of its product development and fund day-to-day operations. The Company anticipates that it will continue to incur losses during the fourth quarter of 2001. If the Company is unable to find additional capital sources, it may have to further reduce its operations or cease operations.

Management is in negotiations with various underwriters to raise money. The Company signed a contract with a major NYSE investment firm to raise $2.5 million in a private placement to be completed within 90-120 days of September 30, 2001.

The Company is continuing to negotiate repayment terms with various debtors and vendors until such time as the Company obtains its capital needs. In the interim, management continues to principally fund the day-to-day operations.

While currently in the final stages of implementation of its wellness product, the Company's management has completed quality assurance testing in the third quarter and anticipates launching in the fourth quarter of 2001. Management expects sales of the wellness product to commence in the fourth quarter 2001. At the time of launch, the Company intends to finalize pending sales contracts, which will generate revenues that the Company has been securing over the past year. The Company also intends to implement marketing programs to promote the awareness of its wellness services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CYFIT WELLNESS SOLUTIONS, INC.



November 19, 2001                      By: /s/ EUGENE FERNANDEZ
                                           -------------------------------
                                           Eugene Fernandez
                                           President